Form 10-K
period 2005-12-31
World Omni Auto Receivables Trust 2005-A
filed 2006-03-30
CIK 1315626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-117810-01

(Commission file number)

World Omni Auto Receivables Trust 2005-A

(Issuing Entity with respect to the Securities)

Delaware

(State or other jurisdiction of incorporation or organization)

52-2184798

(I.R.S. Employer Identification No.)

190 Jim Moran Boulevard

Deerfield Beach, FL 33442

(Address of principal executive offices)

Registrant’s telephone number, including area code: (954) 429-2000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.) None

As of December 31, 2005, World Omni Receivables LLC owned all of the equity interests in the issuing entity.

DOCUMENTS INCORPORATED BY REFERENCE:

None

World Omni Auto Receivables 2005-A

PART I

Item 2. Properties.

The World Omni Auto Receivables Trust 2005-A Class A-1 2.78% Asset-Backed Notes, Class A-2 3.25% Asset-Backed Notes, Class A-3 3.54% Asset-Backed Notes, Class A-4 3.82% Asset-Backed Notes, and Class B 3.80% Asset-Backed Notes (the “Notes”) were issued by World Omni Auto Receivables Trust 2005-A (the “Trust”), a Delaware statutory trust created pursuant to a Trust Agreement among World Omni Auto Receivables LLC, a Delaware limited liability company (“WOAR LLC”) and Chase Bank USA, National Association, as owner trustee, and pursuant to an Indenture between the Trust and Deutsche Bank Trust Company Americas, a New York banking corporation, as indenture trustee (the “Indenture”). WOAR LLC owns the equity in the Trust, which is represented by a certificate (the “Certificate”). The Certificate represents the remainder interest in the Trust not represented by the Notes.

As of December 31, 2005, the outstanding principal balance of the Series 2005-A, Class A-1 2.78% Asset-Backed Notes was $0.00, the outstanding principal balance of the Series 2005-A, Class A-2 3.25% Asset-Backed Notes was $102,507,192.07, the outstanding principal balance of the Series 2005-A, Class A-3 3.54% Asset-Backed Notes was $252,000,000.00, the outstanding principal balance of the Series 2005-A, Class A-4 3.82% Asset-Backed Notes was $157,675,000.00, and the outstanding principal balance of the Series 2005-A, Class B 3.80% Asset-Backed Notes was $27,581,947.53. The Notes are secured by the assets of the Trust.

The assets of the Trust consist primarily of a pool of fixed rate motor vehicle retail installment sale contracts secured by new and used automobiles and light-duty trucks originated or acquired by World Omni Financial Corp. On February 1, 2005, a pool of receivables was sold by World Omni Financial Corp. to WOAR LLC and then was transferred by WOAR LLC to the Trust. The Trust has granted a security interest in the receivables and other property of the Trust to the indenture trustee for the benefit of the noteholders.

The property of the Trust also includes:

•	the right to receive payments under the receivables after the cutoff date;

•	security interests in the financed vehicles;

•	the rights of WOAR LLC in certain circumstances to receive any proceeds with respect to the receivables from claims on physical damage and certain other insurance policies covering the financed vehicles or the obligors;

•	the reserve account; and

•	any and all proceeds of the foregoing.

As of December 31, 2005, the aggregate receivables principal balance of the Trust was $556,457,875.88.

For additional information regarding the assets of the Trust as of December 31, 2005, and for the year then ended, see Exhibit 99.1.

Item 3. Legal Proceedings.

As of December 31, 2005, there were no material legal proceedings in respect to the Trust or to the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Certificates has been solicited.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not applicable.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9b. Other Information.

None.

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

WOAR LLC holds 100% of the beneficial interest in the Certificate, which represents ownership of the equity of the Trust.

Item 13. Certain Relationships and Related Transactions.

None.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Trust Agreement, dated as of February 1, 2005, relating to the Trust. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2005.

4.1	Sale and Servicing Agreement, dated as of February 1, 2005 relating to the Trust. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2005.

4.2	Indenture, dated as of February 1, 2005, relating to the Trust. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2005.

10.1	Underwriting Agreement, dated as of January 20, 2005, relating to the Trust. Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2005.

10.2	Receivables Purchase Agreement, dated as of February 1, 2005, relating to the Trust. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2005.

10.3	Administration Agreement, dated as of February 1, 2005, relating to the Trust. Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2005.

23.1	Annual Accountants’ Report

31.1	Certificate of Chief Financial Officer of the Servicer

31.2	Annual Officer’s Certificate

99.1	Summary of Monthly Reports

99.2	Listing of Form 8-K Filings

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Omni Auto Receivables Trust 2005-A

BY: World Omni Financial Corp.,
as Servicer on behalf of the Trust

Date: March 29, 2006	BY:	/s/ Victor A. De Jesus
Victor A. De Jesus
Vice President and Chief Financial Officer
World Omni Financial Corp.
(Duly Authorized Officer of the Servicer on
behalf of the Trust)

EXHIBIT INDEX

3.1	Trust Agreement, dated as of February 1, 2005, relating to the Trust. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2005.

4.1	Sale and Servicing Agreement, dated as of February 1, 2005 relating to the Trust. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2005.

4.2	Indenture, dated as of February 1, 2005, relating to the Trust. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2005.

10.1	Underwriting Agreement, dated as of January 20, 2005, relating to the Trust. Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2005.

10.2	Receivables Purchase Agreement, dated as of February 1, 2005, relating to the Trust. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2005.

10.3	Administration Agreement, dated as of February 1, 2005, relating to the Trust. Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2005.

23.1	Annual Accountants’ Report

31.1	Certificate of Chief Financial Officer of the Servicer

31.2	Annual Officer’s Certificate

99.1	Summary of Monthly Reports

99.2	Listing of Form 8-K Filings